Form 10-K
period 2004-12-31
World Omni Auto Receivables Trust 2004-A
filed 2005-03-30
CIK 1296342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

333-100621-03

(Commission File Number)

World Omni Auto Receivables Trust 2004-A

(Issuing Entity with respect to the Securities)

Delaware

(State or other jurisdiction of incorporation or organization)

52-2184798

(Registrant’s I.R.S. Employer Identification No.)

190 Jim Moran Boulevard

Deerfield Beach, FL 33442

(Address of principal executive offices of Registrant, including Zip Code)

Registrant’s telephone number, including area code: (954) 429-2000

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b).    Yes  ☐    No  ☒

As of December 31, 2004, World Omni Auto Receivables LLC owned all of the equity interests in the issuing entity.

Documents incorporated by reference:

None.

World Omni Auto Receivables Trust 2004-A

ITEM 2. PROPERTIES

The World Omni Auto Receivables Trust 2004-A Class A-1 1.67375% Asset-Backed Notes, Class A-2 2.58% Asset-Backed Notes, Class A-3 3.29% Asset-Backed Notes, Class A-4 3.96% Asset-Backed Notes, and Class B 3.62% Asset-Backed Notes (the “Notes”) were issued by the World Omni Auto Receivables Trust 2004-A (the “Trust”), a Delaware statutory trust created pursuant to a Trust Agreement among World Omni Auto Receivables LLC, a Delaware limited liability company (“WOAR LLC”) and Chase Manhattan Bank USA, National Association, as owner trustee, and pursuant to an Indenture between the Trust and The Bank of New York, a New York banking corporation, as indenture trustee (the “Indenture”). WOAR LLC owns the equity in the Trust, which is represented by a certificate (the “Certificate”). The Certificate represents the remainder interest in the Trust not represented by the Notes.

As of December 31, 2004, the outstanding principal balance of the Series 2004-A, Class A-1 1.67375% Asset-Backed Notes was $25,667,087.23, the outstanding principal balance of the Series 2004-A, Class A-2 2.58% Asset-Backed Notes was $232,000,000.00, the outstanding principal balance of the Series 2004-A, Class A-3 3.29% Asset-Backed Notes was $212,000,000.00, the outstanding principal balance of the Series 2004-A, Class A-4 3.96% Asset-Backed Notes was $181,900,000.00, and the outstanding principal balance of the Series 2004-A, Class B 3.62% Asset-Backed Notes was $36,100,000.00. The Notes are secured by the assets of the Trust.

The assets of the Trust consist primarily of a pool of fixed rate motor vehicle retail installment sale contracts secured by new and used automobiles and light-duty trucks originated or acquired by World Omni Financial Corp. On July 8, 2004, a pool of receivables was sold by World Omni Financial Corp. to WOAR LLC and then was transferred by WOAR LLC to the Trust. The Trust has granted a security interest in the receivables and other property of the Trust to the indenture trustee for the benefit of the noteholders.

The property of the Trust also includes:

•	the right to receive payments under the receivables after the cutoff date;

•	security interests in the financed vehicles;

•	the rights of WOAR LLC in certain circumstances to receive any proceeds with respect to the receivables from claims on physical damage and certain other insurance policies covering the financed vehicles or the obligors;

•	the reserve account; and

•	any and all proceeds of the foregoing.

As of December 31, 2004, the aggregate receivables principal balance of the Trust was $710,767,015.22.

For additional information regarding the assets of the Trust as of December 31, 2004, and for the year then ended, see Exhibit 99.1.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2004, there were no material legal proceedings in respect to the Trust or to the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No vote or consent of the holders of the Certificates has been solicited.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

WOAR LLC holds 100% of the beneficial interest in the Certificate, the equity of the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Trust Agreement, dated as of July 8, 2004, relating to the Trust. Incorporated by reference as Exhibit 4.3 to the Registrant’s 8-K filed on October 5, 2004.

4.1	Sale and Servicing Agreement, dated as of July 8, 2004, relating to the Trust. Incorporated by reference as filed on Exhibit 4.1 to the Registrant’s 8-K filed on October 5, 2004.

4.2	Indenture, dated as of July 8, 2004, relating to the Trust. Incorporated by reference as filed on Exhibit 4.2 to the Registrant’s 8-K filed on October 5, 2004.

10.1	Underwriting Agreement, dated as of June 24, 2004, relating to the Trust. Incorporated by reference as filed on Exhibit 1.1 to the Registrant’s 8-K filed on October 5, 2004.

10.2	Receivables Purchase Agreement, dated as of July 8, 2004, relating to the Trust. Incorporated by reference as Exhibit 99.1 to the Registrant’s 8-K filed on October 5, 2004.

10.3	Administration Agreement, dated as of July 8, 2004, relating to the Trust. Incorporated by reference as Exhibit 99.2 to the Registrant’s 8-K filed on October 5, 2004.

23.1	Annual Accountants’ Report

31.1	Certificate of Chief Financial Officer of the Servicer

31.2	Annual Officer’s Certificate

99.1	Summary of Monthly Reports

99.2	Listing of Form 8-K Filings

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Omni Auto Receivables Trust 2004-A

	BY:	World Omni Financial Corp., as Servicer on behalf of the Trust

Date: March 25, 2005	BY:	/s/ Victor A. De Jesus
Victor A. De Jesus
Vice President and Chief Financial Officer
World Omni Financial Corp.
(Duly Authorized Officer of the Servicer on behalf of the Trust)

EXHIBIT INDEX

3.1	Trust Agreement, dated as of July 8, 2004, relating to the Trust. Incorporated by reference as Exhibit 4.3 to the Registrant’s 8-K filed on October 5, 2004.

4.1	Sale and Servicing Agreement, dated as of July 8, 2004, relating to the Trust. Incorporated by reference as filed on Exhibit 4.1 to the Registrant’s 8-K filed on October 5, 2004.

4.2	Indenture, dated as of July 8, 2004, relating to the Trust. Incorporated by reference as filed on Exhibit 4.2 to the Registrant’s 8-K filed on October 5, 2004.

10.1	Underwriting Agreement, dated as of June 24, 2004, relating to the Trust. Incorporated by reference as filed on Exhibit 1.1 to the Registrant’s 8-K filed on October 5, 2004.

10.2	Receivables Purchase Agreement, dated as of July 8, 2004, relating to the Trust. Incorporated by reference as Exhibit 99.1 to the Registrant’s 8-K filed on October 5, 2004.

10.3	Administration Agreement, dated as of July 8, 2004, relating to the Trust. Incorporated by reference as Exhibit 99.2 to the Registrant’s 8-K filed on October 5, 2004.

23.1	Annual Accountants’ Report

31.1	Certificate of Chief Financial Officer of the Servicer

31.2	Annual Officer’s Certificate

99.1	Summary of Monthly Reports

99.2	Listing of Form 8-K Filings